Form 10-K/A
MORGAN STANLEY DEAN WITTER CAP I MRT PS THR CRT SER 2003 NC1
filed 2004-03-29
CIK 1216019

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


                                   By: Morgan Stanley Dean Witter Capital Inc.,
                                   as Depositor on behalf of the Registrant


                                      By: _/s/:  Craig Phillips
                                                 Craig Phillips
                                                 President

     Date:  March 25, 2004


     EXHIBIT INDEX

     Exhibit Document

      31   Section 302 Certification

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31,2003

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2003

      99.3 Aggregate Statement of Distributions to Certificateholders for Year End December 31, 2003